Form 10-Q
period 2008-12-31
Locan, Inc.
filed 2010-10-28
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet
	Dec. 31, 2008	March 31, 2008
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$2,378
Accrued expenses	25,462	45,000
Due to related parties	4,650	2,402
Total current liabilities	30,862	49,780

Convertible debt due after one year	23,106	0

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	(4,304)	(13,304)
Accumulated Deficit	(62,968)	(49,780)
Total Stockholders' Deficiency	(53,968)	(49,780)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,159	0	12,726	0
Interest	387	0	462	0
Total Costs & Expenses	3,546	0	13,188	0

Loss from continuing operations before income taxes	(3,546)	0	(13,188)	0

Income taxes	0	0	0	0

Net Loss	($3,546)	$0	($13,188)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Dec. 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($13,188)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	9,000	0
Expenses paid by related parties	2,976	0
Increase (decrease) in accounts payable & accrued expenses	1,212	0
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Inception, February 29, 2008	0	0	0	$0
Stock issued under 2008 reorganization	133,041,120	13,304	(13,304)
Net Loss				(49,780)
Balance at March 31, 2008	133,041,120	13,304	($13,304)	($49,780)
Fair value of services provided by related party			9,000
Net Loss				(13,188)
Balance at December 31, 2008	133,041,120	13,304	($4,304)	($62,968)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transactions not Disclosed Elswhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $4,650 at December 31, 2008.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended December 31, 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2008 and were not yet formed in the comparative period ended December 31, 2007.  Our operating expenses for the nine months ended December 31, 2008 were $12,726.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $462 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of December 31, 2008. Our liabilities totaling $53,968 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $25,000, advances from our sole officer & director of $4,650 and the $23,106 note payable. Our shareholders’ deficit totaled $53,968 at December 31, 2008. Our accumulated deficit to date stands at $62,968.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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