Form 10-Q
period 2009-06-30
Locan, Inc.
filed 2010-10-28
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet
	June 30, 2009	March 31, 2009
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	26,309	25,847
Due to related parties	5,403	4,998
Total current liabilities	32,462	31,595

Convertible debt due after one year	23,106	23,106

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	1,696	(1,304)
Accumulated Deficit	(70,568)	(66,701)
Total Stockholders' Deficiency	(55,568)	(54,701)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended June 30,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,405	5,677
Interest	462	0
Total Costs & Expenses	3,867	5,677

Loss from continuing operations before income taxes	(3,867)	(5,677)

Income taxes	0	0

Net Loss	($3,867)	($5,677)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net Loss	($3,867)	($5,677)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	405	2,677
Increase (decrease) in accounts payable & accrued expenses	462	0
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2008	133,041,120	13,304	($13,304)	($49,780)
Fair value of services provided by related party			12,000
Net Loss				(16,921)
Balance at March 31, 2009	133,041,120	13,304	($1,304)	($66,701)
Fair value of services provided by related party			3,000
Net Loss				(3,867)
Balance at June 30, 2009	133,041,120	13,304	$1,696	($70,568)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2009 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $5,403 at June 30, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended June 30, 2009 and 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the three months ended June 30, 2009 or 2008.  Our operating expenses for the three months ended June 30, 2009 were $3,405 compared to $5,677 in 2008.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $462 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of June 30, 2009. Our liabilities totaling $55,568 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $27,059, advances from our sole officer & director of $5,403 and the $23,106 note payable. Our shareholders’ deficit totaled $55,568 at June 30, 2009. Our accumulated deficit to date stands at $70,568.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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