Form 10-Q
period 2009-12-31
Locan, Inc.
filed 2010-10-28
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet

	Dec 31, 2009	March 31, 2009
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	27,233	25,847
Due to related parties	6,180	4,998
Convertible debt due within one year	23,106	0
Total current liabilities	57,269	31,595

Convertible debt due after one year	0	23,106

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	7,696	(1,304)
Accumulated Deficit	(78,269)	(66,701)
Total Stockholders' Deficiency	(57,269)	(54,701)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,,		Nine Months Ended Dec 31,
	2009	2008	2009	2008

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,358	3,159	10,182	12,726
Interest	462	387	1,386	462
Total Costs & Expenses	3,820	3,546	11,568	13,188

Loss from continuing operations before income taxes	(3,820)	(3,546)	(11,568)	(13,188)

Income taxes	0	0	0	0

Net Loss	($3,820)	($3,546)	($11,568)	($13,188)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Dec 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($11,568)	($13,188)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	1,182	2,976
Increase (decrease) in accounts payable & accrued expenses	1,386	1,212
Cash used by operating activities:	0	0

Cash used in investing activities	0	0

Cash generated by financing activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2008	133,041,120	13,304	($13,304)	($49,780)
Fair value of services provided by related party			12,000
Net Loss				(16,921)
Balance at March 31, 2009	133,041,120	13,304	($1,304)	($66,701)
Fair value of services provided by related party			9,000
Net Loss				(11,568)
Balance at December 31, 2009	133,041,120	13,304	$7,696	($78,269)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,180 at December 31, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended December 31, 2009 and 2008 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2009 or 2008.  Our operating expenses for the nine months ended December 31, 2009 were $10,182 compared to $12,726 in 2008.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge each year for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $1,386 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of December 31, 2009. Our liabilities totaling $57,269 consisted of accounts payable and accruals for professional services rendered on our behalf through that date of $27,983, advances from our sole officer & director of $6,180 and the $23,106 note payable. Our shareholders’ deficit totaled $57,269 at December 31, 2009. Our accumulated deficit to date stands at $78,269.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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