Form 10-Q
period 2010-06-30
Locan, Inc.
filed 2010-10-28
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet

	June 30, 2010	March 31, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	28,158	27,696
Due to related parties	6,679	6,449
Convertible debt due within one year	23,106	23,106
Total current liabilities	58,693	58,001

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	13,696	10,696
Accumulated Deficit	(85,693)	(82,001)
Total Stockholders' Deficiency	(58,693)	(58,001)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended June 30,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,230	3,405
Interest	462	462
Total Costs & Expenses	3,692	3,867

Loss from continuing operations before income taxes	(3,692)	(3,867)
Income taxes	0	0

Net Loss	($3,692)	($3,867)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended June 30
	2010	2009

Cash flows from operating activities:
Net Loss	($3,692)	($3,867)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	230	405
Increase (decrease) in accounts payable & accrued expenses	462	462
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	133,041,120	$13,304	($1,304)	($66,701)
Fair value of services provided by related party			12,000
Net Loss				(15,300)
Balance at March 31, 2010	133,041,120	$13,304	$10,696	($82,001)
Fair value of services provided by related party			3,000
Net Loss				(3,692)
Balance at June 30, 2010	133,041,120	$13,304	$13,696	($85,693)
See notes to unaudited interim financial statements.

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,679 at June 30, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended June 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the three months ended June 30, 2010 or 2009.  Our operating expenses for the three months ended June 30, 2010 were $3,230 compared to $3,405 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $462 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of June 30, 2010. Our liabilities totaling $58,693 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $3,158; advances from our sole officer & director of $6,679 and the $23,106 note payable. Our shareholders’ deficit totaled $58,693 at June 30, 2010. Our accumulated deficit to date stands at $85,693.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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