Form 10-Q
period 2010-09-30
Locan, Inc.
filed 2010-10-28
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet

	Sept 30, 2010	March 31, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	28,620	27,696
Due to related parties	6,679	6,449
Convertible debt due within one year	23,106	23,106
Total current liabilities	59,155	58,001

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	16,696	10,696
Accumulated Deficit	(89,155)	(82,001)
Total Stockholders' Deficiency	(59,155)	(58,001)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,,		Six Months Ended Sept 30,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,419	6,230	6,824
Interest	462	462	924	924
Total Costs & Expenses	3,462	3,881	7,154	7,748

Loss from continuing operations before income taxes	(3,462)	(3,881)	(7,154)	(7,748)

Income taxes	0	0	0	0

Net Loss	($3,462)	($3,881)	($7,154)	($7,748)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30
	2010	2009

Cash flows from operating activities:
Net Loss	($7,154)	($7,748)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	230	824
Increase (decrease) in accounts payable & accrued expenses	924	924
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	133,041,120	$13,304	($1,304)	($66,701)
Fair value of services provided by related party			12,000
Net Loss				(15,300)
Balance at March 31, 2010	133,041,120	$13,304	$10,696	($82,001)
Fair value of services provided by related party			6,000
Net Loss				(7,154)
Balance at September 30, 2010	133,041,120	$13,304	$16,696	($89,155)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,679 at September 30, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month periods ended September 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the six months ended September 30, 2010 or 2009.  Our operating expenses for the six months ended September 30, 2010 were $6,230 compared to $6,824 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $924 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of September 30, 2010. Our liabilities totaling $59,155 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $3,620; advances from our sole officer & director of $6,679 and the $23,106 note payable. Our shareholders’ deficit totaled $59,155 at September 30, 2010. Our accumulated deficit to date stands at $89,155.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

5.

Our success is dependent upon management.

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