Form 10-K
period 2011-03-31
Locan, Inc.
filed 2011-06-23
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending March 31, 2011

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of June 23, 2011, $0.0001 par value, was 133,041,120.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “RHSE”; however it is very limited Public Market for the common stock.  As of March 31, 2011, 133,041,120 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended March 31, 2011	$.02
First Quarter	$.001	$.0009
Second Quarter	$.0006	$.0009
Third Quarter	$.24	$.0006

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

Results of Operations

Year Ended March 31, 2011, compared to Year Ended March 31, 2010

No operating revenues were generated during the year ended March 31, 2011 or 2010.  Operating expenses decreased to $12,437 for the year ended March 31, 2011, compared to $13,451 for the year ended March 31, 2010.  Included in operating expenses was a $12,000 charge each year for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $2,002 ($1,849 in 2010) consists of an increase in accrued interest at the 8% stated rate on our convertible note.  The Company’s net loss decreased to $14,439 for the year ended March 31, 2011, compared to $15,300 for the year ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company had a working capital deficiency of $60,440 compared to a working capital deficiency of $58,001 as of March 31, 2010. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  Expenses of $437 and $1,451 incurred during 2011 and 2010 were paid by a stockholder. At March 31, 2011, the Company had current liabilities of $60,440 compared to $58,001 at March 31, 2010. Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

On September 15, 2008 we issued a $23,106 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.00924 per share and matured on September 15, 2010. The note was used to offset $23,106 owed to our sole director and is currently in default.

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

Net Operating Loss

The Company has accumulated approximately $96,000 of net operating losses as of March 31, 2011. $58,000 of this loss may be carried forward to offset future taxable income through the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended March 31, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations

New Accounting Standards

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Locan, Inc.
Bartlesville, OK

I have audited the accompanying balance sheet of Locan, Inc. as of March 31, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Locan, Inc. as of March 31, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $14,439 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 23, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Orlando, FL

Locan, Inc.
Balance Sheet

	March 31, 2011	March 31, 2010

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	29,698	27,696
Due to related parties	6,886	6,449
Convertible debt due within one year	23,106	23,106
Total current liabilities	60,440	58,001

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	22,696	10,696
Accumulated Deficit	(96,440)	(82,001)
Total Stockholders' Deficiency	(60,440)	(58,001)

Total Liabilities & Stockholders' Deficiency	$0	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements.

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Operations

	Year Ended March 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	12,437	13,451
Interest	2,002	1,849
Total Costs & Expenses	14,439	15,300

Loss from continuing operations before income taxes	(14,439)	(15,300)

Income taxes	0	0

Net Loss	($14,439)	($15,300)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Cash Flows

	Year Ended March 31
	2011	2010

Cash flows from operating activities:
Net Loss	($14,439)	($15,300)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	437	1,451
Increase (decrease) in accounts payable & accrued expenses	2,002	1,849
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	133,041,120	$13,304	($1,304)	($66,701)
Fair value of services provided by related party			12,000
Net Loss				(15,300)
Balance at March 31, 2010	133,041,120	$13,304	$10,696	($82,001)
Fair value of services provided by related party			12,000
Net Loss				(14,439)
Balance at March 31, 2011	133,041,120	$13,304	$22,696	($96,440)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

LOCAN, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 March 31, 2011

The Company

Organizational Background:  We were incorporated in Oklahoma February 29, 2008, as a subsidiary of Roadhouse Foods, Inc. Our former parent company, Roadhouse Foods, Inc. (Roadhouse) was originally incorporated on June 20, 2005 in Delaware. Roadhouse has not conducted any business operations since 2006.

Holding Company Formation and Forward Triangular Merger:

On March 7, 2008, we consummated a reorganization which we refer to collectively as the “2008 Reorganization”.  Locan, Inc. (“Company”) was essentially spun-off of Roadhouse pursuant to Section 1081 (a) of the Oklahoma General Corporation., as a tax-free reorganization.  Under the 2008 Reorganization all Roadhouse shareholders became shareholders of Locan, Inc. (“Locan”) in the same proportion.  As a result of the 2008 Reorganization, each share of outstanding common stock of Roadhouse received one share of common stock of Locan with the same rights, privileges, and preferences, including as to liquidation. In conjunction with the 2008 Reorganization, Roadhouse concluded a downstream merger into a second subsidiary. All of Roadhouse’s operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the second subsidiary. Roadhouse’s second subsidiary is not a subsidiary of the Company. Accordingly, Roadhouse is not considered a predecessor company for accounting or legal purposes.

Since 2006 and prior to consummation of the domiciliary merger in 2008, neither Roadhouse nor Locan had any existing operations.

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

Subsequent Events: Subsequent events have been evaluated up to and including the date at which the financial statements were available-June 23, 2011. There are no subsequent events to be reported.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
March 31, 2011

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. Amounts due at March 31, 2011 and 2010 were $6,886 and $6,449, respectively..

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 each for the years ended March 31, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On September 15, 2008 we issued a $23,106 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.00924 per share and matured on September 15, 2010 and is currently in default.

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended March 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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

Date:	June 23, 2011	By:	/s/ Ronald D. Long
Ronald D. Long
President, Chief Executive Officer, and Sole Director