Form 10-Q
period 2011-12-31
Locan, Inc.
filed 2012-02-14
CIK 1431837

NUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of February 13, 2012 was 133,041,120 of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.

BALANCE SHEET

	December 31, 2011	March 31, 2011
	(Unaudited)
Current Assets
Cash	0	0
Prepaid expenses	0	0

Total Assets	0	0

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable trade	750	750
Accrued expenses	31,084	26,698
Due to related parties	6,986	6,886
Convertible Debt due within one year	23,106	23,106

Total Current Liabilities	61,926	60,440

Stockholders' Deficiency:
Common stock 500,000,000 authorized $0.0001 par value 133,041,120 issuable or issued and outstanding	13,304	13,304
Additional paid-in capital	31,696	22,696
Accumulated Deficit	(106,926)	(96,440)

Total Stockholders' Deficiency	(61,926)	(60,440)

Total Liabilities & Stockholders' Deficiency	0	0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Operations
(unaudited)

	3 Months Ended 12/31/2011	3 Months Ended 12/31/2010	9 Months Ended 12/31/2011	9 Months Ended 12/31/2010
Statement of Operations

Revenue	0	0	0	0

Costs & Expenses
General and administrative	3,000	3,000	9,100	9,230
Interest	462	462	1,386	1,386
Total Costs and Expenses	3,462	3,462	10,486	10,616

Loss from continuing operations before income taxes	(3,462)	(3,462)	(10,486)	(10,616)
Income taxes	0	0	0	0

Net Loss	(3,462)	(3,462)	(10,486)	(10,616)

Basic and Diluted Share Amounts:
Continuing Operations	Nil	Nil	Nil	Nil
Basic and Diluted Loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010

Cash flows from operating activities:
Net Loss	(10,486)	(10,616)

Adjustments required to reconcile net loss to cash used in operating activities:
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	100	230
Increase (decrease) in accounts payable and accrued expenses	1,386	1,386

Cash used in operating activities:	0	0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2010	133,041,120	$13,304	$10,696	($82,001)
Fair value of services provided by related party			12,000
Net Loss				(14,439)
Balance at March 31, 2011	133,041,120	$13,304	$22,696	($96,440)
Fair value of services provided by related party			9,000
Net Loss				(10,486)
Balance at December 31, 2011	133,041,120	$13,304	$31,696	($106,926)
See notes to unaudited interim financial statements.

		13,304	31,696	(106,926)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,986 at December 31, 2011.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended December 31, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2011 or 2010.  Our operating expenses for the nine months ended December 31, 2011 were $9,100 compared to $9,230 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $1,386 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of December 31, 2011. Our liabilities totaling $61,926 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $9,084; advances from our sole officer & director of $6,986 and the $23,106 note payable. Our shareholders’ deficit totaled $61,464 at December 31, 2011. Our accumulated deficit to date stands at $106,926.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Ronald D. Long	CEO and CFO	February 13, 2012
Ronald D. Long