Form 10-Q
period 2012-06-30
Locan, Inc.
filed 2012-08-07
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of August 7, 2012, was 133,041,120 of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet

	June 30, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	31,932	31,470
Due to related parties	7,545	7,545
Convertible debt due within one year	23,106	23,106
Total current liabilities	63,333	62,871

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issued & outstanding	13,304	13,304
Additional paid-in capital	37,696	34,696
Accumulated Deficit	(114,333)	(110,871)
Total Stockholders' Deficiency	(63,333)	(62,871)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended June 30,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000
Interest	462	462
Total Costs & Expenses	3,462	3,462

Loss from continuing operations before income taxes	(3,462)	(3,462)
Income taxes	0	0

Net Loss	($3,462)	($3,462)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net Loss	($3,462)	($3,462)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	0	0
Increase (decrease) in accounts payable & accrued expenses	462	462
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2011	133,041,120	$13,304	$22,696	($96,440)
Fair value of services provided by related party			12,000
Net Loss				(14,431)
Balance at March 31, 2012	133,041,120	$13,304	$34,696	($110,871)
Fair value of services provided by related party			3,000
Net Loss				(3,462)
Balance at June 30, 2012	133,041,120	$13,304	$37,696	($114,333)
See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

3.	New Accounting Standards

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $7,545 at June 30, 2012.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended June 30, 2012 and 2011 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the three months ended June 30, 2012 or 2011.  Our operating expenses for the three months ended June 30, 2012 were $3,000 compared to $3,000 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $462 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

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

We had no cash as of June 30, 2012. Our liabilities totaling $63,333 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $6,932; advances from our sole officer & director of $7,545 and the $23,106 note payable. Our shareholders’ deficit totaled $63,333 at June 30, 2012. Our accumulated deficit to date stands at $114,333

Emerging Growth Company. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

23.

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

Signature	Title	Date

/s/ Ronald D. Long	CEO and CFO	August 7, 2012
Ronald D. Long