Form 10-Q
period 2012-09-30
Locan, Inc.
filed 2012-10-17
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

LOCAN, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-53342	26-2134767
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

501 South Johnstone, Suite 501, Bartlesville OK 74003

 (Address of Principal Executive Offices)

_______________

(918) 336-1773

(Issuer Telephone number)

_______________

414 SE Washington Blvd., #112, Bartlesville OK 74006

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

The number of shares outstanding of the Registrant’s common stock as of October 16, 2012 was 133,041,120 of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet

	Sept 30, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	32,394	31,470
Due to related parties	7,545	7,545
Convertible debt due within one year	23,106	23,106
Total current liabilities	63,795	62,871

Stockholders' Deficiency:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	40,696	34,696
Accumulated Deficit	(117,795)	(110,871)
Total Stockholders' Deficiency	(63,795)	(62,871)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000	6,000	6,100
Interest	462	462	924	924
Total Costs & Expenses	3,462	3,462	6,924	7,024

Loss from continuing operations before income taxes	(3,462)	(3,462)	(6,924)	(7,024)

Income taxes	0	0	0	0

Net Loss	($3,462)	($3,462)	($6,924)	($7,024)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30,
	2012	2011

Cash flows from operating activities:
Net Loss	($6,924)	($7,024)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	0	100
Increase (decrease) in accounts payable & accrued expenses	924	924
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2011	133,041,120	$13,304	$22,696	($96,440)
Fair value of services provided by related party			12,000
Net Loss				(14,431)
Balance at March 31, 2012	133,041,120	$13,304	$34,696	($110,871)
Fair value of services provided by related party			6,000
Net Loss				(6,924)
Balance at September 30, 2012	133,041,120	$13,304	$40,696	($117,795)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $6,986 at September 30, 2012.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month period ended September 30, 2012 and 2011 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the six months ended September 30, 2012 or 2011.  Our operating expenses for the six months ended September 30, 2012 were $6,000 compared to $6,100 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $924 consists of an increase in accrued interest of a like amount at an annual rate of 8%.

Liquidity and Capital Resources

On September 15, 2008 we issued a $23,106 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.00924 per share and matured on September 15, 2010. The note was used to offset $23,106 owed to our sole director.  The note is currently in default

With no revenues or gross margin, we remain dependent on funding for our continued operations. There can be no assurance that we will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We had no cash as of September 30, 2012. Our liabilities totaling $63,795 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $7,394; advances from our sole officer & director of $7,545 and the $23,106 note payable. Our shareholders’ deficit totaled $63,795 at September 30, 2012. Our accumulated deficit to date stands at $117,795.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Ronald D. Long	CEO and CFO	October 16, 2012
Ronald D. Long