Form 10-Q
period 2012-12-31
Locan, Inc.
filed 2013-03-08
CIK 1431837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the Registrant’s common stock as of March 8, 2013 was 133,041,120 of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Locan, Inc.
Balance Sheet
(Unaudited)

	December 31, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$750	$750
Accrued expenses	33,043	31,470
Due to related parties	8,376	7,545
Convertible debt, net of discount of $17,500 and $0, respectively	33,606	23,106
Total current liabilities	75,775	62,871

Stockholders' Deficit:
Common stock-500,000,000 authorized $0.0001 par value
133,041,120 issuable or issued & outstanding	13,304	13,304
Additional paid-in capital	71,696	34,696
Accumulated Deficit	(160,775)	(110,871)
Total Stockholders' Deficit	(75,775)	(62,871)

Total Liabilities & Stockholders' Deficit	$-	$-

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Expenses
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Expenses:
General & administrative	31,831	3,000	37,831	9,100
Interest	649	462	1,573	1,386
Debt discount expense	10,500		10,500
Total Expenses	42,980	3,462	49,904	10,486

Loss from continuing operations before income taxes	(42,980)	(3,462)	(49,904)	(10,486)

Net Loss	($42,980)	($3,462)	($49,904)	($10,486)

Basic and diluted per share amounts:
Basic and diluted net loss	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average shares outstanding (basic & diluted)	133,041,120	133,041,120	133,041,120	133,041,120

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($49,904)	($10,486)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	9,000	9,000
Amortization of debt discount	10,500	-
Expenses paid by related parties	-	100
Increase (decrease) in accounts payable & accrued expenses	29,573	1,386
Accounts payable- related party	831	-
Cash used by operating activities:	-	-

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-
Noncash investing and financing activities:
Beneficial conversion feature	$ 28,000	$ -
Convertible note issued for settlement of accounts payable	$ 28,000	$ -

See notes to unaudited interim financial statements.

Locan, Inc.
Statement of Stockholders' Deficit
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total
Balance at March 31, 2011	133,041,120	$13,304	$22,696	($96,440)	($60,440)
Fair value of services provided by related party	-	-	12,000		12,000
Net Loss				(14,431)	(14,431)
Balance at March 31, 2012	133,041,120	$13,304	$34,696	($110,871)	($62,871)
Fair value of services provided by related party	-	-	9,000		9,000
Beneficial conversion feature	-	-	28,000		28,000
Net Loss				(49,904)	(49,904)
Balance at December 31, 2012	133,041,120	$13,304	$71,696	($160,775)	($75,775)

See notes to unaudited interim financial statements.

LOCAN, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $75,775 as of December 31, 2012 and is not currently generating revenue from operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $8,376 at December 31, 2012.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month period ended December 31, 2012 and 2011 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

4.	Convertible Debt:

On September 15, 2008 we issued a $23,106 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.00924 per share and matured on September 15, 2010. The note is currently in default.

On November 17, 2012 we issued a $28,000 convertible promissory note for the settlement of accounts payable. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion rate of $0.002 and matures on March 17, 2013. At issuance, the note was determined to be discounted by the principal of the note of $28,000 due to a beneficial conversion feature. At December 31, 2012, the unamortized discount on the convertible note was $17,500. During the quarter ended December 31, 2012, $10,500 was amortized and recognized as debt discount expense.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2012 or 2011.  Our operating expenses for the nine months ended December 31, 2012 were $37,831 compared to $9,100 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $1,573 consists of an increase in accrued interest of a like amount at an annual rate of 8%.  There was a debt discount expense of $10,500 for the nine month period ending December 31, 2012.

Liquidity and Capital Resources

On September 15, 2008 we issued a $23,106 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion price of $0.00924 per share and matured on September 15, 2010. The note was used to offset $23,106 owed to our sole director.  The note is currently in default.

On November 17, 2012 we issued a $28,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a conversion rate of $0.002 and matures on March 17, 2013. At issuance, the note was determined to be discounted by the principal of the note of $28,000 due to a beneficial conversion feature. At December 31, 2012, the unamortized discount on the convertible note was $17,500. During the quarter ended December 31, 2012, $10,500 was amortized and recognized as debt discount expense.

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

We had no cash as of December 31, 2012. Our liabilities totaling $75,775 consisted of accounts payable of $750; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest $8,043; advances from our sole officer & director of $8,376 and the $33,606 notes payable. Our shareholders’ deficit totaled $71,696 at December 31, 2012. Our accumulated deficit to date stands at $160,775.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Ronald D. Long	CEO and CFO	March 8, 2013
Ronald D. Long